Form 10QSB
period 2007-03-31
IPO ALTERNATIVE, INC.
filed 2007-04-26
CIK 1371003

U.S. SECURITIES AND EX CHANGE COMMISSION

Washington, D.C.  20549

FORM 10-QSB

     ☒

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2007

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

801.358.5094

 (Issuer’s telephone number)

Not Applicable

 (Former name and address)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒  (Effective Date was March 19, 2007).

State the number of shares outstanding of each of the issuer’s classes of common equity as of the last practicable date: As of March 31, 2007, there were 11,000,000 shares of common stock outstanding, par value $0.001.

Transitional Small Business Format:  Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes  ☒  No ☐

IPO ALTERNATIVE, INC.

[A Development Stage Company]

INDEX

		Page
PART I.	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3

Unaudited Condensed Balance Sheets – March 31, 2007 and December 31, 2006

Unaudited Condensed Statements of Operations for the three months ended March 31, 2007 and from inception on June 23, 2006 through March 31, 2007

Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2007 and from inception on June 23, 2006 through March 31, 2007

Notes to Unaudited Condensed Financial Statements

		3 4 5 6

Item 2.	Management’s Discussion and Analysis of Financial Condition or Plan of Operation	7

Item 3.	Controls and procedures	8

PART II.	OTHER INFORMATION	9

Item 6.	Exhibits and Reports on Form 8-K	9
Signatures		10

(Inapplicable items have been omitted)

PART I - FINANCIAL INFORMATION

ITEM 1. Financial Statements:

IPO ALTERNATIVE, INC.

[A Development Stage Company]

CONDENSED BALANCE SHEETS

(unaudited)

ASSETS

	March 31,	December 31,
	2007	2006

CURRENT ASSETS:
Cash	$107	$3,791

Total Current Assets	107	3,791

Total Assets	$107	$3,791

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$-	$-

Total Current Liabilities	-	-

STOCKHOLDERS' EQUITY:
Preferred stock, $.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $.001 par value,
100,000,000 shares authorized,
11,000,000 shares issued and
Outstanding	11,000	11,000
Capital in excess of par value	-	-
Deficit accumulated during the
development stage	(10,893)	(7,209)

Total Stockholders' Equity	107	3,791

Total Liabilities and Stockholders’ Equity	$107	$3,791

The accompanying notes are an integral part of this financial statement

IPO ALTERNATIVE, INC.

[A Development Stage Company]

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

		From Inception
	For the Three	on June 23,
	Months Ended	2006 through
	March 31,	March 31,
	2007	2007

REVENUE	$-	$-

EXPENSES:
General and administrative	3,703	11,039

LOSS BEFORE OTHER INCOME	(3,703)	(11,039)

OTHER INCOME:
Interest Income	19	146

Total Other Income	19	146

LOSS BEFORE INCOME TAXES	(3,684)	(10,893)

CURRENT TAX EXPENSE	-	-

DEFERRED TAX EXPENSE	-	-

NET LOSS	$(3,684)	$(10,893)

LOSS PER COMMON SHARE	$(.00)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	11,000,000

The accompanying notes are an integral part of this financial statement

IPO ALTERNATIVE, INC.

 [A Development Stage Company]

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

		From Inception
	For the Three	on June 23,
	Months Ended	2006 Through
	March 31,	March 31,
	2007	2007

Cash Flows From Operating Activities:
Net loss	$(3,684)	$(10,893)
Adjustments to reconcile net loss to net cash
used by operating activities:
Changes in assets and liabilities:
Increase in accounts payable	-	-

Net Cash Used by Operating Activities	(3,684)	(10,893)

Cash Flows From Investing Activities	-	-

Net Cash Provided (Used) by Investing Activities	-	-

Cash Flows From Financing Activities:
Shareholder advance	-	425
Payment on shareholder advance	-	(425)
Proceeds from common stock issuance	-	11,000

Net Cash Provided by Financing Activities	-	11,000

Net Increase (Decrease) in Cash	(3,684)	107

Cash at Beginning of Period	3,791	-

Cash at End of Period	107	107

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-

Supplemental Schedule of Non-cash Investing and Financing Activities:
For the period ended March 31, 2007:
None

The accompanying notes are an integral part of this financial statement

IPO ALTERNATIVE, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2007 and for the periods then ended have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2006 audited financial statements.  The results of operations for the period ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has incurred losses since inception and has no revenue-generating activities.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of its common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 - INCOME TAXES

The Company has available at March 31, 2007, a net operating loss carryforward of approximately $10,900 which may be applied against future taxable income and which expires in 2026 and 2027.  The net deferred tax asset from the net operating loss carryforward is approximately $1,630 as of March 31, 2007, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the three-month period ended March 31, 2007 is approximately $550.

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

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-QSB and our Form 10-SB effective March 19, 2007, and our other filings with the U.S. Securities and Exchange Commission. These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-QSB speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

Continuing Operational Expenses for the three months ended March 31, 2007

Because we currently do not have any business operations, we have not had any revenues during the three months ended March 31, 2007. Total expenses for the three months ended March 31, 2007 were $3,703. These expenses consisted of professional fees and filing fees.

Continuing Operational Expenses from inception on June 23, 2006 through March 31, 2007

Because we currently do not have any business operations, we have not had any revenues from  inception on June 23, 2006 to March 31, 2007. Total expenses for this period were $11,039. These expenses consisted of professional, printing, and filing fees.

Liquidity and Capital Resources

The Company does not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that the Company can engage in any public or private sales of the Company’s equity or debt securities to raise working capital. The Company is dependent upon future loans from its present stockholders or management and there can be no assurances that its present stockholders or management will make any loans to the Company. At March 31, 2007, the Company had cash of $107.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2007.

ITEM 3. Controls and Procedures.

The Company's management evaluated, with the participation of the Company's principal executive and principal financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of March 31, 2007. Based on this evaluation, the Company's principal executive and principal financial officer concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2007.  The Company’s material weaknesses in internal control are due to the lack of segregation of duties and the lack of accounting expertise in the supervision of the financial reporting process.  As of March 31, 2007, Joseph Nemelka is the sole director and sole executive officer of the Company.  However, given the Company’s limited operations as described in its Plan of Operation, the Company does not intend to separate these duties until a suitable business is found with which to combine.

There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended March 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

31.1

Certification of the Company’s Principal Executive Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the period ended March 31, 2007.**

32.1	Certification of the Company’s Principal Executive Officer/Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**

*

Filed as an exhibit to the Company's amended registration statement on Form 10-SB12G/A1, as filed with the Securities and Exchange Commission on March 14, 2007, and incorporated herein by this reference.

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

IPO ALTERNATIVE, INC.

Date: April 25, 2007

/s/ Joseph Nemelka

Joseph Nemelka

Chief Executive Officer

Chief Financial Officer