Form 10-Q
period 2008-03-31
IPO ALTERNATIVE, INC.
filed 2008-05-15
CIK 1371003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-52196

IPO ALTERNATIVE, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-5109335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

159 South 975 West, Mapleton, Utah	84664
(Address of principal executive offices)	(Zip Code)

(801) 358-5094

(Registrant’s telephone number, including area code)

_______________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☒  Yes  ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒   Yes  ☐   No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  ☐   Yes   ☐   No

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 31, 2008:  13,500,000

IPO ALTERNATIVE, INC.

[A Development Stage Company]

Quarterly Report on Form 10-Q

For the Period Ended March 31, 2008

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Statements made in this Form 10-Q (the "Quarterly Report") that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements often can be identified by the use of terms such as "may", "will", "expect", "believe", "anticipate", "estimate", "approximate", or "continue", or the negative thereof. IPO Alternative, Inc. (the "Company") intends that such forward-looking statements be subject to the safe harbors for such statements. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond the control of the Company that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. These factors include adverse economic conditions, entry of new and stronger competitors, inadequate capital and unexpected costs. The Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

IPO ALTERNATIVE, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS
	March 31,	December 31,
	2008	2007
CURRENT ASSETS:
Cash	$364	$609

Total Current Assets	364	609

Total Assets	$364	$609

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$2,750	$-
Stockholder loan	2,500	1,000

Total Current Liabilities	5,250	1,000

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value,
100,000,000 shares authorized, 13,500,000 and
13,500,000 shares issued and outstanding, respectively	13,500	13,500
Capital in excess of par value	49	5
Deficit accumulated during the
development stage	(18,435)	(13,896)

Total Stockholders' Equity (Deficit)	(4,886)	(391)

Total Liabilities and Stockholders’ Equity (Deficit)	$364	$609

Note: The balance sheet at December 31, 2007 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

IPO ALTERNATIVE, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

			From
			Inception on
	For the Three		June 23, 2006
	Months Ended		through
	March 31,		March 31,
	2008	2007	2008
REVENUE	$-	$-	$-

OPERATING EXPENSES:
Professional fees	4,500	3,703	17,882
Other general and administrative	-	-	697

Total Operating Expenses	4,500	3,703	18,579

LOSS BEFORE OTHER INCOME (EXPENSE)	(4,500)	(3,703)	(18,579)

OTHER INCOME (EXPENSE):
Interest expense – related party	(44)	-	(49)
Interest income	5	19	193

Total Other Income (Expense)	(39)	19	144

LOSS BEFORE INCOME TAXES	(4,539)	(3,684)	(18,435)

CURRENT INCOME TAX EXPENSE	-	-	-

DEFERRED INCOME TAX EXPENSE	-	-	-

NET LOSS	$(4,539)	$(3,684)	$(18,435)

BASIC AND DILUTED
LOSS PER COMMON SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE OUTSTANDING SHARES	13,500,000	11,000,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

IPO ALTERNATIVE, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From
			Inception on
	For the Three		June 23, 2006
	Months Ended		through
	March 31,		March 31,
	2008	2007	2008
Cash Flows from Operating Activities:
Net loss	$(4,539)	$(3,684)	$(18,435)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Imputed interest expense	44		49
Changes in assets and liabilities:
Increase (decrease) in accounts payable	2,750	-	2,750

Net Cash Provided (Used) by Operating Activities	(1,745)	(3,684)	(15,636)

Cash Flows from Investing Activities	-	-	-

Net Cash Provided (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Stockholder loans	1,500	-	4,025
Payment of stockholder loans	-	-	(1,525)
Proceeds from common stock issuances	-	-	13,500

Net Cash Provided by Financing Activities	1,500	-	16,000

Net Increase (Decrease) in Cash	(245)	(3,684)	364

Cash at Beginning of Period	609	3,791	-

Cash at End of Period	$364	$107	$364

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the three months ended March 31, 2008:

None

For the three months ended March 31, 2007:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

IPO ALTERNATIVE, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended March 31, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has a working capital deficit of $4,886 as of March 31, 2008, has incurred losses since inception, has negative cash flows from operating activities, and has no revenue-generating activities.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – RELATED PARTY TRANSACTIONS

Stockholder Loans – In February 2008, a stockholder of the Company loaned $1,500 to the Company.  Interest expense for the three months ended March 31, 2008 and 2007, respectively, is $44 and $0.  At March 31, 2008, the Company owed the stockholder $2,500.

NOTE 4 - INCOME TAXES

The Company has available at March 31, 2008, net operating loss carryforwards of approximately $18,400 which may be applied against future taxable income and which expire in 2026, 2027 and 2028.  The net deferred tax assets are approximately $2,760 and $2,080 as of March 31, 2008 and December 31, 2007, respectively, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the three-month period ended March 31, 2008 is approximately $680.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Throughout  this Quarterly  Report on Form 10-Q, the terms "we," "us," "our" and "Company" refers to IPO Alternative, Inc.

Plan of Operation

Since our inception on June 23, 2006, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a "blank check" company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements with any prospective business combination candidates nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the Company. We intend to utilize the proceeds of any offering, any sales of equity securities or debt securities, bank and other borrowings or a combination of those sources to effect a business combination with a target business which we believe has significant  growth potential.  While we may, under certain circumstances, seek to effect business combinations with more than one target business, unless additional financing is obtained, we will not have sufficient proceeds remaining after an initial business combination to undertake additional business combinations.

A common reason for a target company to enter into a merger with a blank check company is the desire to establish a public trading market for its shares. Such a company would hope to avoid the perceived adverse consequences of undertaking a public offering itself, such as the time delays and significant expenses incurred to comply with the various Federal and state securities law that regulate initial public offerings.

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

Our officers are only required to devote a small portion of their time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

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

Continuing Operating Expenses For the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007

We currently do not have any business operations and have no revenues since inception. Net income for the three months ended March 31, 2008 and 2007 was $4,539 and $3,684, respectively. These expenses primarily consisted of professional and filing fees.

Liquidity and Capital Resources

We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us or on acceptable terms. At March 31, 2008, we had cash of $364 and a negative working capital position of $4,886.

Our present material commitments are professional and administrative fees and expenses associated with the preparation of our filings with the SEC and other regulatory requirements. In the event that we engage in any merger or other combination with an operating company, we will have additional material commitments. Although from time to time, we may be engaged in discussions with operating companies regarding a merger or other combination, no assurances can be made that we will engage in any business merger or other business combination with an operating company within the next twelve months.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of March 31, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4T. Controls And Procedures.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was not effective as of March 31, 2008.

(b) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal controls over financial reporting that occurred during the period covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors. As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.  None for the three month period ended March 31, 2008.

Item 3. Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security Holders.  None.

Item 5. Other Information. None.

Item 6. Exhibits.

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

31

Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 2008.

32	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*

Filed as an exhibit to the Company's amended registration statement on Form 10-SB12G/A1, as filed with the Securities and Exchange Commission on March 14, 2007, and incorporated herein by this reference.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IPO ALTERNATIVE, INC.

Dated: May 14, 2008	By:	/s/ Joseph Nemelka
Name: Joseph Nemelka
Title: President and Treasurer