Form 10-Q
period 2008-06-30
IPO ALTERNATIVE, INC.
filed 2008-08-12
CIK 1371003

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008.

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________________  to  ___________________________

Commission File Number:  000-52196

IPO ALTERNATIVE, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-5109335
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

374 East 400 South, Suite 3, Springville, Utah	84663
(Address of principal executive offices)	(Zip Code)

(801) 358-5094

(Registrant’s telephone number, including area code)

159 South 975 West, Mapleton, Utah 84664

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

Large accelerated filer ☐

Accelerated filer ☐

Non-accelerated filer ☐  (Do not check if a smaller reporting company)

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒   Yes  ☐   No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of June 30, 2008:  13,500,000

IPO ALTERNATIVE, INC.

[A Development Stage Company]

Quarterly Report on Form 10-Q

For the Period Ended June 30, 2008

TABLE OF CONTENTS

			Page
PART I.		Financial Information	3

	Item 1.	Unaudited Condensed Financial Statements	4

		Unaudited Condensed Balance Sheets – June 30, 2008 and December 31, 2007	6

		Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2008 and 2007, and from inception on June 23, 2006 through June 30, 2008	7

		Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2008 and 2007, and from inception on June 23, 2006 through June 30, 2008	8

		Notes to Unaudited Condensed Financial Statements	9

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11

	Item 4T.	Controls and procedures	11

PART II.		Other Information	12

	Item 1.	Legal Proceedings.	12

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	12

	Item 3.	Defaults Upon Senior Securities.	12

	Item 4.	Submission of Matters to a Vote of Security Holders.	12

	Item 5.	Other Information	12

	Item 6.	Exhibits	12

		Signatures	12

PART I.

Financial Information

Item 1.  Financial Statements

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and 2007 and for the periods then ended have been made. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

IPO ALTERNATIVE, INC.

[A Development Stage Company]

UNAUDITED CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2008

IPO ALTERNATIVE, INC.

[A Development Stage Company]

CONTENTS

PAGE

—

Unaudited Condensed Balance Sheets,

June 30, 2008 and December 31, 2007

6

—

Unaudited Condensed Statements of Operations,

for the three and six months ended June 30, 2008

and 2007 and from inception on

June 23, 2006 through June 30, 2008

7

—

Unaudited Condensed Statements of Cash Flows,

for the six months ended June 30, 2008

and 2007 and from inception on

June 23, 2006 through June 30, 2008

8

—

Notes to Unaudited Condensed Financial Statements

9

IPO ALTERNATIVE, INC.

[A Development Stage Company]

UNAUDITED CONDENSED BALANCE SHEETS

ASSETS
	June 30,	December 31,
	2008	2007
CURRENT ASSETS:
Cash	$1,343	$609

Total Current Assets	1,343	609

Total Assets	$1,343	$609

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable – related party	$175	$-
Stockholder loans	7,500	1,000

Total Current Liabilities	7,675	1,000

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.001 par value,
5,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.001 par value,
100,000,000 shares authorized, 13,500,000 and
13,500,000 shares issued and outstanding, respectively	13,500	13,500
Capital in excess of par value	168	5
Deficit accumulated during the
development stage	(20,000)	(13,896)

Total Stockholders' Equity (Deficit)	(6,332)	(391)

Total Liabilities and Stockholders’ Equity (Deficit)	$1,343	$609

Note: The balance sheet at December 31, 2007 was taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited condensed financial statements.

IPO ALTERNATIVE, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

					From
					Inception on
	For the Three		For the Six		June 23, 2006
	Months Ended		Months Ended		Through
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008

REVENUE	$-	$-	$-	$-	$-

OPERATING EXPENSES:
Professional fees	1,280	1,146	5,780	4,849	19,162
Other general and admini-strative expenses	175	-	175	-	872

Total Operating Expenses	1,455	1,146	5,955	4,849	20,034

LOSS BEFORE OTHER INCOME (EXPENSE)	(1,455)	(1,146)	(5,955)	(4,849)	(20,034)

OTHER INCOME (EXPENSE):
Interest expense – related party	(119)	-	(163)	-	(168)
Interest income	9	22	14	41	202

Total Other Income (Expense)	(110)	22	(149)	41	34

LOSS BEFORE INCOME TAXES	(1,565)	(1,124)	(6,104)	(4,808)	(20,000)

CURRENT TAX EXPENSE	-	-	-	-	-
DEFERRED TAX EXPENSE	-	-	-	-	-

NET LOSS	$(1,565)	$(1,124)	$(6,104)	$(4,808)	$(20,000)

BASIC AND DILUTED LOSS
PER COMMON SHARE:	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
OUTSTANDING SHARES	13,500,000	12,648,352	13,500,000	11,828,729

The accompanying notes are an integral part of these unaudited condensed financial statements.

IPO ALTERNATIVE, INC.

[A Development Stage Company]

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

			From
			Inception on
	For the Six		June 23, 2006
	Months Ended		through
	June 30,		June 30,
	2008	2007	2008
Cash Flows from Operating Activities:
Net loss	$(6,104)	$(4,808)	$(20,000)
Adjustments to reconcile net loss to net cash
provided (used) by operating activities:
Imputed interest expense	163	-	168
Changes in assets and liabilities:
Increase (decrease) in accounts payable – related party	175	-	175

Net Cash Provided (Used) by Operating Activities	(5,766)	(4,808)	(19,657)

Cash Flows from Investing Activities	-	-	-

Net Cash Provided (Used) by Investing Activities	-	-	-

Cash Flows from Financing Activities:
Stockholder loans	6,500	1,100	9,025
Payment of stockholder loans	-	(1,100)	(1,525)
Proceeds from common stock issuances	-	2,500	13,500

Net Cash Provided by Financing Activities	6,500	2,500	21,000

Net Increase (Decrease) in Cash	734	(2,308)	1,343

Cash at Beginning of Period	609	3,791	-

Cash at End of Period	$1,343	$1,483	$1,343

Supplemental Disclosures of Cash Flow Information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Supplemental Schedule of Noncash Investing and Financing Activities:

For the six months ended June 30, 2008:

None

For the six months ended June 30, 2007:

None

The accompanying notes are an integral part of these unaudited condensed financial statements.

IPO ALTERNATIVE, INC.

[A Development Stage Company]

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Condensed Financial Statements - The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at June 30, 2008 and 2007 and for the periods then ended have been made.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2007 audited financial statements.  The results of operations for the periods ended June 30, 2008 and 2007 are not necessarily indicative of the operating results for the full year.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  However, the Company has a working capital deficit of $6,332 as of June 30, 2008, has incurred losses since inception, has negative cash flows from operating activities, and has no revenue-generating activities.  These factors raise substantial doubt about the ability of the Company to continue as a going concern.  In this regard, management is proposing to raise any necessary additional funds not provided by operations through loans or through additional sales of common stock.  There is no assurance that the Company will be successful in raising this additional capital or in achieving profitable operations.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 3 – RELATED PARTY TRANSACTIONS

Stockholder Loans – In February and April 2008, a stockholder of the Company loaned $1,500 and $5,000, respectively, to the Company.  Interest expense for the six months ended June 30, 2008 and 2007, respectively, is $163 and $0.  At June 30, 2008, the Company owed the stockholder $7,500.

NOTE 4 - INCOME TAXES

The Company has available at June 30, 2008, net operating loss carryforwards of approximately $20,000 which may be applied against future taxable income and which expire in 2026, 2027 and 2028.  The net deferred tax assets are approximately $3,000 and $2,080 as of June 30, 2008 and December 31, 2007, respectively, with an offsetting valuation allowance of the same amount.  The change in the valuation allowance for the six-month period ended June 30, 2008 is approximately $920.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Throughout  this Quarterly  Report on Form 10-Q, the terms "we," "us," "our" and "Company" refers to IPO Alternative, Inc.

Introductory Comment – Forward-Looking Statements

Statements contained in this report include "forward-looking statements" within the meaning of such term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements involve known and unknown risks, uncertainties and other factors, which could cause actual financial or operating results, performances or achievements expressed or implied by such forward-looking statements not to occur or be realized. Such forward-looking statements generally are based on our best estimates of future results, performances or achievements, predicated upon current conditions and the most recent results of the companies involved and their respective industries. Forward-looking statements may be identified by the use of forward-looking terminology such as "may," "can," "will," "could," "should," "project," "expect," "plan," "predict," "believe," "estimate," "aim," "anticipate," "intend," "continue," "potential," "opportunity" or similar terms, variations of those terms or the negative of those terms or other variations of those terms or comparable words or expressions.

Readers are urged to carefully review and consider the various disclosures made by us in this Quarterly Report on Form 10-Q and our Form 10-KSB for the fiscal year ended December 31, 2007, and our other filings with the U.S. Securities and Exchange Commission (the “SEC”). These reports and filings attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this Form 10-Q speak only as of the date hereof and we disclaim any obligation to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

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

Continuing Operating Expenses for the Six Months Ended June 30, 2008 Compared to the Six Months Ended June 30, 2007

We currently do not have any business operations and have no revenues since inception. Net loss for the six months ended June 30, 2008 and 2007 was $6,104 and $4,808, respectively. These expenses primarily consisted of professional and filing fees.

Liquidity and Capital Resources

We do not have any revenues from any operations absent a merger or other combination with an operating company and no assurance can be given that such a merger or other combination will occur or that we can engage in any public or private sales of our equity or debt securities to raise working capital. We are dependent upon future loans from our present stockholders or management and there can be no assurances that our present stockholders or management will make any loans to us or on acceptable terms. At June 30, 2008, we had cash of $1,343 and a negative working capital position of $6,332.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of June 30, 2008.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company is not required to provide the information required by this Item.

Item 4T. Controls And Procedures.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our "disclosure controls and procedures" (as defined in the Exchange Act) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the "Evaluation Date"). Based upon that evaluation, the president and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors. As a “smaller reporting company”, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.  None for the six month period ended June 30, 2008.

Item 3. Defaults Upon Senior Securities.  None.

Item 4. Submission of Matters to a Vote of Security Holders.  None.

Item 5. Other Information. None.

Item 6. Exhibits.

Exhibit	Description

*3.1	Articles of Incorporation

*3.2	By-laws

31	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

IPO ALTERNATIVE, INC.

Dated: August 12, 2008	By:	/s/ Joseph Nemelka
Name: Joseph Nemelka
Title: President and Treasurer (Principal Executive Officer and Principal Financial Officer)